Form 10-K
period 2012-12-31
Toyota Auto Receivables 2012-A Owner Trust
filed 2013-03-21
CIK 1546666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number of issuing entity 333-168098-05

Commission file number of depositor 333-168098

TOYOTA AUTO RECEIVABLES 2012-A OWNER TRUST
(Exact name of issuing entity as specified in its charter)

TOYOTA AUTO FINANCE RECEIVABLES LLC
(Exact name of depositor and registrant as specified in its charter)

TOYOTA MOTOR CREDIT CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization of issuing entity)	38-7011152 (I.R.S. Employer Identification No. of issuing entity)

19851 S. Western Avenue Torrance, California (Address of principal executive offices of issuing entity)	90501 (Zip Code)

Registrant's telephone number, including area code:       (310) 468-7333

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   __   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   __   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   __    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   __                                                                                 Accelerated filer   __

Non-accelerated filer    ☒  (Do not check if a smaller reporting company)      Smaller reporting company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes __    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders).

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.
Item 1A. Risk Factors.
Item 2. Properties.
Item 3. Legal Proceedings.

Item 1B. Unresolved Staff Comments.
None.

Item 4. Mine Safety Disclosure.
Not applicable.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets.
No single obligor represents 10% or more of the asset pool held by Toyota Auto Receivables 2012-A Owner Trust (the “Trust”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, except for Certain Derivatives Instruments.
No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the “Notes”) or the certificate (the “Certificate”) issued by the Trust.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments.
No entity or group of affiliated entities provides any external derivative instruments to either payment on the pool assets held by the Trust or payments on the Notes or the Certificate.

Item 1117 of Regulation AB. Legal Proceedings.
None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.

Item 9B. Other Information.
Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Toyota Motor Credit Corporation and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2012 (the “Reporting Period”) with respect to the pool assets held by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2012, and for the Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

The Report on Assessment for Toyota Motor Credit Corporation has identified two material instances of noncompliance.  Those material instances of noncompliance are as follows:

•
With respect to servicing criteria 1122(d)(4)(vi), certain changes to the terms of obligors’ pool assets were not made and approved in accordance with the transaction agreements and related pool asset documents.

•
With respect to servicing criteria 1122(d)(4)(vii), certain loss mitigation or recovery actions were not conducted in accordance with the timeframes or other requirements established by the transaction agreements.

Neither the Report on Assessment nor the Attestation Report for Deutsche Bank Trust Company Americas has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Deutsche Bank Trust Company Americas.

Item 1123 of Regulation AB. Servicing Compliance Statement.
Toyota Motor Credit Corporation has been identified by the registrant as a servicer during the Reporting Period with respect to the pool assets held by the Trust.  Toyota Motor Credit Corporation has provided a statement of compliance for the Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a)     The following documents are filed as part of this report:

(1) Not applicable.

(2) Not applicable.

(3) See Item 15(b) below.

     (b)           Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
4.1
Amended and Restated Trust Agreement, dated as of April 18, 2012, between TAFR LLC and Wells Fargo Delaware Trust Company, National Association, as owner trustee
 (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.2
Indenture, dated as of April 18, 2012, between the Trust and Deutsche Bank Trust Company Americas, as indenture trustee
 (the “Indenture Trustee”) and securities intermediary (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.3
Sale and Servicing Agreement, dated as of April 18, 2012, among TAFR LLC, as seller, TMCC, as servicer and sponsor, and the Trust, as issuer (included in Exhibit 4.3 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.4
Receivables Purchase Agreement, dated as of April 18, 2012, between TAFR LLC, as purchaser, and TMCC, as seller (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.5
Administration Agreement, dated as of April 18, 2012, among TMCC, as administrator, the Trust, as issuer and the Indenture Trustee (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.6
Securities Account Control Agreement, dated as of April 18, 2012, among TAFR LLC, as pledgor, and the Indenture Trustee, as secured party (included in Exhibit 4.6 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2013.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 21, 2013.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 28, 2013.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 21, 2013.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 28, 2013.

35.1*	Servicer Compliance Statement, dated March 21, 2013, of Toyota Motor Credit Corporation.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toyota Auto Finance Receivables LLC
(Depositor)

    Date:  March 21, 2013                                                                 By:  /S/ WEI SHI

Wei Shi
President
(Senior officer in charge of securitization of the depositor)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
4.1
Amended and Restated Trust Agreement, dated as of April 18, 2012, between TAFR LLC and Wells Fargo Delaware Trust Company, National Association, as owner trustee
 (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.2
Indenture, dated as of April 18, 2012, between the Trust and Deutsche Bank Trust Company Americas, as indenture trustee
 (the “Indenture Trustee”) and securities intermediary (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.3
Sale and Servicing Agreement, dated as of April 18, 2012, among TAFR LLC, as seller, TMCC, as servicer and sponsor, and the Trust, as issuer (included in Exhibit 4.3 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.4
Receivables Purchase Agreement, dated as of April 18, 2012, between TAFR LLC, as purchaser, and TMCC, as seller (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.5
Administration Agreement, dated as of April 18, 2012, among TMCC, as administrator, the Trust, as issuer and the Indenture Trustee (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.6
Securities Account Control Agreement, dated as of April 18, 2012, among TAFR LLC, as pledgor, and the Indenture Trustee, as secured party (included in Exhibit 4.6 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2013.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 21, 2013.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 28, 2013.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 21, 2013.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 28, 2013.

35.1*	Servicer Compliance Statement, dated March 21, 2013, of Toyota Motor Credit Corporation.

______________
* Filed herewith