Form 10-K
period 2013-12-31
Toyota Auto Receivables 2012-A Owner Trust
filed 2014-03-28
CIK 1546666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
  ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number of issuing entity: 333-168098-05

Commission file number of depositor: 333-188672-01

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
Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐   No   ☐

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
Large accelerated filer     ☐                                                                                                          Accelerated filer   ☐
Non-accelerated filer    ☒   (Do not check if a smaller reporting company)                         Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Toyota Motor Credit Corporation (“TMCC”) and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2013 (the “2013 Reporting Period”) with respect to the pool assets held by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2013, and for the 2013 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

The Report on Assessment for TMCC has identified three material instances of noncompliance.  Those material instances of noncompliance related to servicing criteria 1122(d)(3)(i), 1122(d)(4)(vi) and 1122(d)(4)(vii).

With respect to servicing criteria 1122(d)(3)(i), reports to investors, including those filed with the Commission, were not maintained in accordance with the transaction agreements and applicable Commission requirements.  The following occurrences, in the aggregate, were determined to constitute a material instance of noncompliance with servicing criteria 1122(d)(3)(i).

Certain investor reports contained improper information due to a misapplication of procedure with respect to receivables for which the underlying collateral was deemed a total loss.  Prior to November 1, 2012, TMCC did not accrue interest on receivables for which the underlying collateral was deemed a total loss.  Effective November 1, 2012, TMCC changed its procedures to reinstate interest accrual on such receivables.  Interest accruals were reactivated by TMCC in accordance with this procedural change, except with respect to 31 receivables owned by six securitization trusts.  This misapplication of procedure on these receivables affected 57 related servicer’s certificates for the 2013 Reporting Period, which certificates are considered reports to investors.  The 31 receivables affected investor reporting because an aggregate amount equal to $7,483.94 (representing 0.01% of the aggregate interest collected in the period of the reports affected thereby) in respect of these six affected securitization trusts was reported and applied by TMCC as principal collections when such amounts should have been reported and applied as interest collections.  In addition, two of the 31 receivables were charged off in contravention of the transaction agreements due to a coding error in the securitization reporting system.  As a result, the line item “Gross Principal of Liquidated Receivables” in one servicer’s certificate for each of two securitization trusts was overstated by an aggregate of $8,236.56.  The affected receivables in each of the six securitization trusts represent no more than 0.02% of receivables in the related pools.  TMCC believes that neither the misapplication of principal and interest in respect of these 31 receivables nor the two erroneous chargeoffs resulted in any material adverse effect on security holders as they did not have a material effect on the amounts or timing of payments to security holders.  Seven receivables owned by the Trust were affected.  TMCC has reinstated interest accruals on the 31 receivables to the extent they are still outstanding, and thus principal and interest will be applied correctly going forward.  Further, TMCC re-designed its monthly monitoring to detect receivables that are non-interest bearing.

There were seventeen numerical errors in servicer’s certificates filed with the Commission for eight securitization trusts during the 2013 Reporting Period.  Fifteen of the seventeen errors were typographical errors which occurred because information is manually entered into a template designed for electronic filing of investor reports with the Commission.  The servicer’s certificates delivered to the Indenture Trustee did not contain these errors.  A majority of these typographical errors were evident either on their face or in the context of the related investor report, and none of them have carried over to subsequent reporting periods.  Considering that there are 231 fields on each of the 89 certificates filed during the 2013 Reporting Period, the 15 errors constitute an error rate at the field level of 0.07%.  The other two errors arose from coding errors in the template used to produce servicer’s certificates.  TMCC believes that none of these seventeen errors resulted in any material adverse effect on security holders as they did not have an effect on the amounts or timing of payments to security holders.  Three servicer’s certificates for the Trust were affected by a typographical error, and none were affected by the coding error.  In order to address the typographical errors, TMCC has implemented additional validation procedures for its investor reports filed with the Commission.  In order to address the coding errors, TMCC corrected the coding in its template for servicer’s certificates.

With respect to servicing criteria 1122(d)(4)(vi), certain changes to the terms of obligors’ pool assets were not made and approved in accordance with the transaction agreements and related pool asset documents.  The transaction agreements provide in relevant part that TMCC shall service the receivables in accordance with its customary standards, policies and procedures as in effect from time to time.  TMCC’s policy is to grant extensions on consumer auto retail installment sale contracts (“receivables”) where a customer is experiencing challenges in making payments and such customer meets criteria outlined in TMCC’s policies for extensions.  There were instances in which contract extensions were granted in a manner inconsistent with TMCC’s policies and procedures, and consequently, the transaction agreements.  These inconsistencies fall into one of two categories: (i) “procedural” – (a) wet signatures were not obtained from customers when extending agreements, where required, or (b) customer service representatives made errors in internal documentation required by procedure, or (ii) “policy-based” – (a) contract extensions were granted in circumstances in which the customer did not qualify for an extension under TMCC’s policies (the granting of an extension earlier in the contract term than as permitted by policy, the granting of more than the policy-determined maximum number of extensions to the same customer, the granting to a customer of more than the policy-determined maximum number of extensions in a given time period, or the granting of an extension following a previous one without at least one payment having been made by the customer between the two extensions, as required by policy), or (b) contract extensions were not approved by TMCC personnel with the requisite degree of authority.

These instances related to servicing criteria 1122(d)(4)(vi) are the same as those reported during the year ended December 31, 2012 (the “2012 Reporting Period”).  Compliance testing was conducted in February 2013 of a sample of extensions processed in January 2013.  However, remediation efforts were conceived and implemented thereafter, and therefore TMCC did not conduct compliance testing again during the 2013 Reporting Period until remediation was substantially completed towards the end of such period.  Therefore, TMCC has assumed that, prior to implementation of remediation procedures, instances of noncompliance during the majority of the 2013 Reporting Period occurred at rates similar to those identified in the February 2013 testing.  TMCC’s compliance review included testing samples of receivable files (both those sold to securitization trusts and those owned by TMCC).  Based on compliance testing performed in February 2013, prior to implementation of related remediation procedures, (i) the procedural inconsistencies can be extrapolated to have occurred in approximately 13.33% of contract extensions granted by TMCC during January 2013, and (ii) the policy-based inconsistencies can be extrapolated to have occurred in approximately 3.33% of contract extensions granted by TMCC during January 2013.  TMCC granted extensions in 2013 on only 3.65% of the average number of receivables outstanding in securitizations during the 2013 Reporting Period.  Therefore, even assuming error rates remained at the same level throughout the 2013 Reporting Period, TMCC estimates that less than 0.61% of the securitized receivables outstanding during 2013 were granted extensions in a manner inconsistent with TMCC’s policies and procedures.  In arriving at this estimate, TMCC assumes that the inconsistencies in granting extensions on all receivables occurred at the same rates in the subcategory of securitized receivables.  TMCC believes that this very small estimated percentage of noncompliance in its securitized portfolio did not result in any material adverse effect on security holders or the amounts or timing of payments to security holders.  None of the inconsistencies identified in sample receivables tested in 2013 involved specific assets owned by the Trust.

To address both the procedural and policy-based inconsistencies, TMCC increased coaching, communication and education for its customer service representatives and vendors to ensure that extensions are granted, approved and documented in accordance with applicable policies and procedures.  New tools were implemented to assist customer service representatives in reviewing, granting, approving and documenting extensions in accordance with applicable policies and procedure.  Policies and procedures were reviewed to reduce potential errors and to improve accountability and monitoring.  In addition, TMCC implemented greater management oversight, monitoring, quality assurance controls and internal testing of the extensions process.

Based on compliance testing performed in late 2013, after implementation of related remediation procedures, combined procedural and policy-based inconsistencies can be extrapolated to have occurred in only 1% of contract extensions granted by TMCC during the portion of the 2013 Reporting Period after implementation of remediation procedures.  None of the inconsistencies identified in sample receivables tested in 2013 involved specific assets owned by the Trust.

With respect to servicing criteria 1122(d)(4)(vii), certain loss mitigation or recovery actions were not conducted in accordance with the timeframes or other requirements established by the transaction agreements.  The instances in which loss mitigation or recovery actions undertaken by TMCC were conducted in a manner inconsistent with its policies and procedures and consequently, the transaction agreements, generally fall into one of two categories: (i) “processing” – clerical and operational issues in delivery and content of notices furnished after vehicle repossession and (ii) “disclosure” – the completeness of disclosure on post-repossession notices delivered to receivable accounts that were reinstated or redeemed, with respect to charges assessed by sub-vendors to repossession vendors engaged by TMCC.

These instances related to servicing criteria 1122(d)(4)(vii) are the same as those reported for the 2012 Reporting Period.  Remediation efforts were conceived and implemented during the 2013 Reporting Period, and therefore TMCC did not conduct compliance testing during the 2013 Reporting Period until remediation was substantially completed towards the end of such period.  Therefore, TMCC has assumed that, prior to implementation of remediation procedures, instances of noncompliance during the 2013 Reporting Period occurred at rates similar to those identified during the 2012 Reporting Period.  TMCC’s compliance review included testing samples of receivable files (both those sold to securitization trusts and those owned by TMCC).  Based on compliance testing performed in 2012, prior to implementation of related remediation procedures, the processing inconsistencies can be extrapolated to have occurred in approximately 0.04% of the average number of receivables outstanding in securitizations during the 2012 Reporting Period.  The disclosure inconsistencies were identified by business operations staff, rather than through testing.  The disclosure inconsistencies relate only to those accounts in which a vehicle is repossessed, and is later redeemed or reinstated.  Even assuming disclosure inconsistencies occurred in all such accounts which were redeemed or reinstated, this would have comprised approximately 0.04% of receivables sold in public securitizations. In addition, TMCC, as servicer, would be obligated to indemnify the related securitization trust for adverse consequences, if any, arising out of any such disclosure inconsistencies.  For the foregoing reasons, TMCC believes that no material impact resulted from the material instance of noncompliance because these inconsistencies did not result in any material adverse effect on security holders or the amounts or timing of payments to security holders.  Based on sample receivables selected for testing in 2012, none of the receivables owned by the Trust were subject to processing inconsistencies.  While no testing was performed with respect to disclosure inconsistencies, TMCC is not aware of any such inconsistencies having occurred with respect to any receivables owned by the Trust.

To address the processing inconsistencies, TMCC increased training of its associates handling repossessions to ensure that post-repossession notices are documented and delivered in accordance with applicable policies and procedures.  Procedures and internal systems were also reviewed and enhanced as necessary.  In addition, TMCC implemented greater management oversight, monitoring, quality assurance controls and internal testing to reduce the potential for these processing inconsistencies.  To address the disclosure inconsistencies, TMCC revised certain of its post-repossession rights letters to standardize and enumerate all reinstatement- and redemption-related fees being charged to customers, and revised contracts with vendors to clearly specify allowable charges.  TMCC also increased monitoring and training of its repossession vendors and enhanced processes for interaction between TMCC and the vendors to ensure that they are made aware of, and disclose to the customer, fees that sub-vendors charge customers.  In addition, TMCC increased training of its own associates who deal with repossession vendors and such associates have increased communications of expectations with respect to fee disclosures to repossession vendors.

Based on compliance testing performed in late 2013 of post repossession notices issued in the last four months of 2013, following implementation of related remediation procedures, combined processing and disclosure inconsistencies can be extrapolated to have occurred in approximately 5.0% of post-repossession notices.  None of the processing or disclosure inconsistencies identified in sample receivables tested in 2013 involved specific assets owned by the Trust.  Over the four month period tested in 2013, processing and disclosure inconsistencies as a percentage of the average number of securitized receivables outstanding for the same four month period was determined to be 0.003%.  TMCC expects error rates to continue to decline in 2014.

Neither the Report on Assessment nor the Attestation Report for Deutsche Bank Trust Company Americas has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Deutsche Bank Trust Company Americas.

Item 1123 of Regulation AB. Servicing Compliance Statement.
Toyota Motor Credit Corporation has been identified by the registrant as a servicer during the 2013 Reporting Period with respect to the pool assets held by the Trust.  Toyota Motor Credit Corporation has provided a statement of compliance for the 2013 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this report:
(1)            Not applicable.
(2)           Not applicable.
(3)           See Item 15(b) below.

(b)           Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
4.1
Amended and Restated Trust Agreement, dated as of April 18, 2012, between Toyota Auto Finance Receivables LLC (“TAFR LLC”) and Wells Fargo Delaware Trust Company, National Association, as owner trustee (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

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

4.5
Administration Agreement, dated as of April 18, 2012, among TMCC, as administrator, the Trust, as issuer, and the Indenture Trustee (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.6
Securities Account Control Agreement, dated as of April 18, 2012, between TAFR LLC, as pledgor, and the Indenture Trustee, as secured party (included in Exhibit 4.6 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 28, 2014.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 28, 2014.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 28, 2014.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 28, 2014.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 28, 2014.

35.1*	Servicer Compliance Statement, dated March 28, 2014, of Toyota Motor Credit Corporation.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toyota Auto Finance Receivables LLC (Depositor)
Date: March 28, 2014	By: /S/ WEI SHI Wei Shi President (Senior officer in charge of securitization of the depositor)

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

4.5
Administration Agreement, dated as of April 18, 2012, among TMCC, as administrator, the Trust, as issuer, and the Indenture Trustee (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

4.6
Securities Account Control Agreement, dated as of April 18, 2012, between TAFR LLC, as pledgor, and the Indenture Trustee, as secured party (included in Exhibit 4.6 to the Trust’s Form 8-K, as filed with the Commission on April 18, 2012, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 28, 2014.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 28, 2014.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 28, 2014.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 28, 2014.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 28, 2014.

35.1*	Servicer Compliance Statement, dated March 28, 2014, of Toyota Motor Credit Corporation.
______________
* Filed herewith